Form 10-K
period 2007-12-31
ML-CFC Commercial Mortgage Trust 2007-9
filed 2008-03-27
CIK 1415828

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-142235-05

      ML-CFC Commercial Mortgage Trust 2007-9
      (exact name of issuing entity as specified in its charter)

      Merrill Lynch Mortgage Investors, Inc.
      (exact name of the depositor as specified in its charter)

      Merrill Lynch Mortgage Lending, Inc.
      Natixis Real Estate Capital Inc.
      Countrywide Commercial Real Estate Finance, Inc.
      Eurohypo AG, New York Branch
      (exact name of the sponsors as specified in its charter)



  Delaware                                13-3416059
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, NY                                10080
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 449-0357



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the Farallon Portfolio Trust Mortgage Loan, based on financial information provided by Farallon Portfolio Trust Mortgage Loan borrower, the net operating income for the Farallon Portfolio Trust Mortgage Loan was $149,828,875 for the fiscal year ending December 31, 2007.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated November 13, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.





Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of November 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commision on November 30, 2007.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.2 LaSalle Bank National Association, as Trustee and as trustee and custodian with respect to the Farallon Portfolio Trust Mortgage Loan under the ML-CFC Commercial
    Mortgage Trust 2007-8 pooling and servicing agreement
    33.3 LNR Partners, Inc. as Special Servicer
    33.4 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio Trust
    Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.5 Midland Loan Services, Inc., as Master Servicer No. 2
    33.6 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.7 Wells Fargo Bank, National Association, as Certificate Administrator
    33.8 Wells Fargo Bank, National Association, as Master Servicer No. 1



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.2 LaSalle Bank National Association, as Trustee and as trustee and custodian with respect to the Farallon Portfolio Trust Mortgage Loan under the ML-CFC Commercial
    Mortgage Trust 2007-8 pooling and servicing agreement
    34.3 LNR Partners, Inc. as Special Servicer
    34.4 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio
    Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.5 Midland Loan Services, Inc., as Master Servicer No. 2
    34.6 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.7 Wells Fargo Bank, National Association, as Certificate Administrator
    34.8 Wells Fargo Bank, National Association, as Master Servicer No. 1



   (35) Servicer compliance statement.



    35.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.2 LNR Partners, Inc. as Special Servicer
    35.3 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio Trust
    Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.4 Midland Loan Services, Inc., as Master Servicer No. 2
    35.5 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.6 Wells Fargo Bank, National Association, as Certificate Administrator
    35.7 Wells Fargo Bank, National Association, as Master Servicer No. 1



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Merrill Lynch Mortgage Investors, Inc.
   (Depositor)


   /s/ David Rodgers
   David Rodgers, Executive Vice President
   and Chief Officer in Charge of Commercial Mortgage Securitization (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of November 1, 2007, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commision on November 30, 2007.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.2 LaSalle Bank National Association, as Trustee and as trustee and custodian with respect to the Farallon Portfolio Trust Mortgage Loan under the ML-CFC Commercial
    Mortgage Trust 2007-8 pooling and servicing agreement
    33.3 LNR Partners, Inc. as Special Servicer
    33.4 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio Trust
    Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.5 Midland Loan Services, Inc., as Master Servicer No. 2
    33.6 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    33.7 Wells Fargo Bank, National Association, as Certificate Administrator
    33.8 Wells Fargo Bank, National Association, as Master Servicer No. 1


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.2 LaSalle Bank National Association, as Trustee and as trustee and custodian with respect to the Farallon Portfolio Trust Mortgage Loan under the ML-CFC Commercial
    Mortgage Trust 2007-8 pooling and servicing agreement
    34.3 LNR Partners, Inc. as Special Servicer
    34.4 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio Trust
    Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.5 Midland Loan Services, Inc., as Master Servicer No. 2
    34.6 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    34.7 Wells Fargo Bank, National Association, as Certificate Administrator
    34.8 Wells Fargo Bank, National Association, as Master Servicer No. 1


   (35) Servicer compliance statement.



    35.1 KeyCorp Real Estate Capital Markets, Inc., as a servicing function participant and as master servicer with respect to the Farallon Portfolio Trust Mortgage Loan under
    ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.2 LNR Partners, Inc. as Special Servicer
    35.3 LNR Partners, Inc. as special servicer with respect to the Farallon Portfolio
    Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.4 Midland Loan Services, Inc., as Master Servicer No. 2
    35.5 Midland Loan Services, Inc., as special servicer with respect to the Farallon
    Portfolio Trust Mortgage Loan under the ML-CFC Commercial Mortgage Trust 2007-8 pooling and servicing agreement
    35.6 Wells Fargo Bank, National Association, as Certificate Administrator
    35.7 Wells Fargo Bank, National Association, as Master Servicer No. 1
